Form 10-Q
period 2021-06-30
ALKURI GLOBAL ACQUISITION CORP.
filed 2021-08-13
CIK 1836967

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company ”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	⌧
		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ☐

As of August 13, 2021, there were value 380,000,000 shares authorized of Class A common stock, $0.0001 par value; 4,167,156 issued and outstanding (excluding 30,332,844 shares subject to possible redemption) and 20,000,000 shares authorized of Class B common stock, $0.0001 par value, 8,625,000 issued and outstanding.

ALKURI GLOBAL ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

ALKURI GLOBAL ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)	(Unaudited)
ASSETS
Current Assets
Cash	$70,821	$293,634
Prepaid expenses	986,732	998
Total Current Assets	1,057,553	294,632
Deferred offering costs	—	247,735
Marketable securities held in Trust Account	345,022,618	—
Total Assets	$346,080,171	$542,367

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$4,099,486	$1,863
Accrued offering costs	84,736	216,369
Advances from related party	—	4,220
Promissory note – related party	—	300,000
Total Current Liabilities	4,184,222	522,452

Warrant liability	21,492,500	—
Deferred underwriting fee payable	12,075,000	—
Total Liabilities	37,751,722	522,452

Commitments

Class A common stock subject to possible redemption, 30,332,844 and no shares at redemption value as of June 30, 2021 and December 31, 2020, respectively	303,328,440	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized, none issued and outstanding in at June 30, 2021 and December 31, 2020, respectively	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 4,167,156 and no shares issued and outstanding (excluding 30,332,844 and no shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	417	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	12,636,290	24,137
Accumulated deficit	(7,637,561)	(5,085)
Total Stockholders’ Equity	5,000,009	19,915
Total Liabilities and Stockholders’ Equity	$346,080,171	$542,367

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALKURI GLOBAL ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Operating and formation costs	$4,191,749	$5,266,438
Loss from operations	(4,191,749)	(5,266,438)

Other income (loss):
Change in fair value of warrant liability	(2,296,917)	(2,388,667)
Interest income – bank	7	11
Interest earned on marketable securities held in Trust Account	12,331	22,618
Total other loss, net	(2,284,579)	(2,366,038)

Loss before income taxes	(6,476,328)	(7,632,476)
Benefit (Provision) for income taxes	—	—
Net loss	$(6,476,328)	$(7,632,476)

Weighted average shares outstanding, Class A redeemable common stock	30,980,477	31,011,419

Basic and diluted earnings per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding, Class B non-redeemable common stock	12,144,523	11,104,045

Basic and diluted earnings per share, Class B non-redeemable common stock	$(0.53)	$(0.69)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALKURI GLOBAL ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	—	$—	8,625,000	$863	$24,137	$(5,085)	$19,915

Sale of 34,500,000 Units, net of underwriting discounts and offering expenses	34,500,000	3,450	—	—	314,928,893	—	314,932,343

Sale of 5,933,333 Private Placement Warrants (proceeds received in excess of fair value)	—	—	—	—	1,008,667	—	1,008,667

Common stock subject to possible redemption	(30,980,477)	(3,098)	—	—	(309,801,673)	—	(309,804,771)

Net loss	—	—	—	—	—	(1,156,148)	(1,156,148)

Balance — March 31, 2021	3,519,523	$352	8,625,000	$863	$6,160,024	$(1,161,233)	$5,000,006

Change in value of Class A common stock subject to redemption	647,633	65	—	—	6,476,266	—	6,476,331

Net loss	—	—	—	—	—	(6,476,328)	(6,476,328)

Balance — June 30, 2021	4,167,156	$417	8,625,000	$863	$12,636,290	$(7,637,561)	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALKURI GLOBAL ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED June 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(7,632,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(22,618)
Change in fair value of warrant liability	2,388,667
Transaction costs associated with IPO	645,038
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(985,734)
Accounts payable and accrued expenses	4,097,623
Net cash used in operating activities	(1,509,500)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(345,000,000)
Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	338,100,000
Proceeds from sale of Private Placement Warrants	8,900,000
Advances from related party	1,194,375
Repayment of advances from related party	(1,198,595)
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(409,093)
Net cash used in financing activities	346,286,687

Net Change in Cash	(222,813)
Cash – Beginning of period	293,634
Cash – End of period	$70,821

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$84,736
Initial classification of Class A common stock subject to possible redemption	$310,313,887
Change in value of Class A common stock subject to possible redemption	$(6,985,447)
Deferred underwriting fee payable	$12,075,000
Initial classification of warrant liability	19,103,833

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALKURI GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

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

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period ending June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income on cash and cash equivalents in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2021

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

JUNE 30, 2021

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

Merger Agreement

On June 3, 2021, the Company, entered into an Agreement and Plan of Merger, by and among the Company, Babylon Holdings Limited, Liberty USA Merger Sub, Inc. and, solely for purposes of Section 1.08 of the Merger Agreement, each of Alkuri Sponsors LLC and Dr. Ali Parsadoust. The Merger Agreement was unanimously approved by the Company’s board of directors on June 2, 2021. If the Merger Agreement is approved by the Company’s shareholders, and the transactions contemplated by the Merger Agreement are consummated, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Babylon. Pursuant to the Merger Agreement, each share of Company common stock (excluding shares held in treasury by the Company) will be automatically converted into the right to receive one (1) Class A ordinary shares (the “Pubco Class A Shares”) of Pubco.

The Business Combination implies a $4.2 billion post-closing equity value and a current equity value of Babylon at $3.515 billion, and prior to the closing of the Business Combination (the “Closing”), each outstanding share of Babylon will be reclassified into Pubco

ALKURI GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Class A Shares, other than the existing Babylon Class A Shares, which will be reclassified as Class B ordinary shares (the “Pubco Class B Shares”) of Pubco. As a result of the reclassification, each outstanding Pubco Class A Share and Pubco Class B Share will have a value at the time of the Business Combination of $10.00 (based on the $3.515 billion equity value of Babylon). At the Closing, the Pubco Class B shares will be held by Dr. Ali Parasdoust, ALP Partners Limited, Parsa Family Foundation (collectively, the “Founder”) or a founder permitted transferee. The Pubco Class B shares will have the same economic terms as the Pubco Class A shares, but the Pubco Class B shares will have 15 votes per share (while each Pubco Class A Share will have 1 vote per share).

In addition, in connection with the Closing, the Company will issue at the closing (i) to the Founder, 38,800,000 Pubco Class B Shares (the “Stockholder Earnout Shares”) and (ii) to the Sponsor, 1,293,750 Pubco Class A shares that the Sponsor would otherwise receive as consideration for the Merger (the “Sponsor Earnout Shares” and together with the Stockholder Earnout Shares, the “Earnout Shares”). The Earnout Shares will be subject to milestones (based on the achievement of certain price targets of Pubco Class A shares following the Closing). In the event such milestones are not met, all of the Earnout Shares will be automatically converted into redeemable shares of Pubco which Pubco can redeem for $1.00.

Subscription Agreements

Additionally, the Company and Babylon entered into subscription agreements, each dated as of June 3, 2021, with certain investors, pursuant to which, among other things, Babylon agreed to issue and sell, in private placements to close immediately prior to the Closing, an aggregate of 23,000,000 Pubco Class A shares for $10 per share. The PIPE Investment will be consummated substantially concurrently with the closing of the transactions contemplated by the Merger Agreement, subject to the terms and conditions contemplated by the Subscription Agreements, including the consummation of the Business Combination.

Entities affiliated with the Sponsor have agreed to purchase 1,300,000 Pubco Class A Shares pursuant to a Subscription Agreement on substantially the same terms and conditions as the other PIPE Investors. Entities affiliated with Dr. Ali Parsadoust have agreed to purchase 200,000 Pubco Class A Shares pursuant to a Subscription Agreement on substantially the same terms and conditions as the other PIPE Investors. Entities affiliated with VNV Global AB and Kinnevik AB have each agreed to purchase 500,000 Pubco Class A Shares pursuant to Subscription Agreements on substantially the same terms and conditions as the other PIPE Investors.

As of the date hereof, issuance or sale of the Pubco Class A Shares in connection with the Subscription Agreements has not been registered under the Securities Act. The Company has agreed, within 15 calendar days of Closing to file with the SEC a registration statement registering the resale of such Pubco Class A Shares and will use its best efforts to have such registration statement declared effective as soon as practicable after the filing thereof, but in any event no later than the earlier of (i) sixty (60) calendar days (or ninety (90) calendar days if the SEC notifies the Company that it will “review” the registration statement) following the Closing and (ii) the tenth (10th) business day after the date the Company is notified (in writing) by the SEC that the registration statement will not be “reviewed” or will not be subject to further review.

Going Concern Consideration

At June 30, 2021, we have $70,821 in its operating bank accounts, $345,022,618 in securities held in the Trust Account, to be for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of ($3,126,669).

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Business Combination.

ALKURI GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 30, 2021.The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 9, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

JUNE 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. Upon the closing of the Initial Public Offering and the Private Placement, $345 million was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

ALKURI GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A ordinary share are charged to the shareholders’ equity. Accordingly, as of June 30, 2021, offering costs in the aggregate of $18,855,156 have been charged to shareholders’ equity and $645,038 of offering costs associated with warrant and forward purchase unit issuance cost has been expensed on the Company’s statement of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Modified Black Scholes approach which includes a Monte Carlo simulation (see Note 9).

ALKURI GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the six months ended June 30, 2021 due to the valuation allowance recorded on the Company's net operating losses and permanent differences.

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

ALKURI GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2021	2021
Class A common stock subject to possible redemption
Numerator: Earnings allocable to Class A common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$12,331	$22,618
Less: interest available for payment of taxes	(12,331)	(22,618)
Net Income attributable	$—	$—
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	30,980,477	31,011,419
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(6,476,328)	$(7,632,476)
Less: Net income allocable to Class A common stock subject to possible redemption	—	—
Non-Redeemable Net Loss	$(6,476,328)	$(7,632,476)
Denominator: Weighted Average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Common stock	12,144,523	11,104,045
Basic and diluted net loss per share, Non-Redeemable Common stock	$(0.53)	$(0.69)

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

ALKURI GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

JUNE 30, 2021

(UNAUDITED)

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

ALKURI GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Advances from Related Party

As of February 9, 2021, the Sponsor paid for certain offering costs on behalf of the Company in connection with the Initial Public Offering. As of June 30, 2021, the Company had no outstanding advances from the Sponsor. The outstanding balance under these advances was repaid subsequent to the closing of the Initial Public Offering, on February 10, 2021.

Sponsor Commitment

On May 12, 2021, our Sponsor committed to provide us with an aggregate of $650,000 in loans through May 31, 2022. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of an initial business combination. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

Administrative Services Agreement

The Company agreed, commencing on February 4, 2021 through the earlier of the Company’s consummation of a Business Combination or its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2021, the Company incurred and paid $20,000 and $50,000 in fees for these services respectively.

Promissory Note - Related Party

On December 17, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of February 9, 2021, the Company had $300,000 outstanding under the Note. The outstanding balance under the Note of $300,000 was repaid subsequent to the closing of the Initial Public Offering, on February 10, 2021. As of June 30, 2021, there was no balance outstanding under the Promissory Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

ALKURI GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

NOTE 6. COMMITMENTS

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of $0.0001 par value preferred stock. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue up to 380,000,000 shares of Class A, $0.0001 par value common stock. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 4,167,156 and 0 shares, respectively, of Class A common stock issued and outstanding, excluding 30,332,844 and 0 shares, respectively, of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value common stock. Holders of the Company's common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 8,625,000 shares of Class B common stock issued and outstanding, respectively.

Only holders of the Class B common stock have the right to vote on the election of directors prior to the Business Combination. Holders of Class A common stock and holders of Class B common stock vote together as a single class on all other matters submitted to a vote of our stockholders except as required by law.

ALKURI GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

NOTE 8. WARRANT LIABILITY

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

ALKURI GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

NOTE 9. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

ALKURI GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

At June 30, 2021, assets held in the Trust Account were comprised of $345,022,618 in money market funds which are primarily invested in U.S. Treasury securities. During the six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$345,022,618

Liabilities:
Warrant Liability – Public Warrants	1	12,592,500
Warrant Liability – Private Placement Warrants	3	8,900,000

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using Modified Black Scholes model which includes a Monte Carlo simulation. As of June 30, 2021, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market.

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

ALKURI GLOBAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

The key inputs into the Monte Carlo simulation model for the Public Warrants and the Black-Scholes-Merton model for the Private Placement Warrants were as follows:

	February 9, 2021
	(Initial Measurement)		June 30, 2021
	Public	Private	Public	Private
Input	Warrants	Warrants	Warrants	Warrants
Risk-free interest rate	0.74%	0.74%	0.91%	0.91%
Expected term (years)	6.57	6.57	5.25	5.25
Expected volatility	20%	20%	21.1%	21.1%
Exercise price	$11.50	$11.50	$11.50	$11.50
Fair value of Units	$9.68	$9.68	$9.89	$9.89
Probability of completing a business combination	88.3%	88.3%	90.0%	90.0%

The following table presents the changes in the fair value of warrant liabilities:

	Private		Warrant
	Placement	Public	Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 9, 2021 (including over-allotment)	7,891,333	11,212,500	19,103,833
Change in valuation inputs or other assumptions	178,000	(86,250)	91,750
Fair value as of March 31, 2021	$8,069,333	$11,126,250	$19,195,583
Change in valuation inputs or other assumptions	830,667	1,466,250	2,296,917
Fair value as of June 30, 2021	$8,900,000	$12,592,500	$21,492,500

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 1, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we incurred net loss of $6,476,328 which consisted of operating cost of $4,191,749 and changes in fair value of warrant liabilities of $2,296,917, offset by interest income from the bank of $7 and interest earned on marketable securities held in Trust Account of $12,331.

For the six months ended June 30, 2021, we incurred net lost of $7,632,476 which consisted of operating cost of $5,266,438 and changes in fair value of warrant liabilities of $2,388,667, offset by interest income from the bank of $11 and interest earned on marketable securities held in Trust Account of $22,618.

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

For the six months ended June 30, 2021, cash used in operating activities was $1,509,500. Net loss of $7,632,476 was affected by interest earned on marketable securities held in the Trust Account of $22,618, the change in the fair value of the warrant liability of $2,388,667 and transaction costs associated with the IPO of $645,038. Changes in operating assets and liabilities provided by $3,111,889 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $345,022,618 (including $22,618 of interest income) consisting of money market funds which are invested primarily in U.S. Treasury securities. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $70,821. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

On May 12, 2021, our Sponsor committed to provide us with an aggregate of $650,000 in loans through May 31, 2022. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of an initial business combination. If the Company does not consummate an initial business combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating, and consummating the Business Combination. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business

Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants were initially valued using Modified Black Scholes model which includes a Monte Carlo simulation. As of June 30, 2021, the Pubic Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. The fair value of the Private Placement Warrants were valued using a Modified Black Scholes Model which includes a Monte Carlo simulation, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of our common stock. The expected volatility of the Company’s common stock was determined based on the implied volatility of the Public Warrants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) as of June 30, 2021 were not effective due to the existence of the material weakness in our internal control over financial reporting described below. Notwithstanding the conclusion by our Chief Executive Officer and Chief Financial Officer that our disclosure controls and procedures as of June 30, 2021 were not effective, and notwithstanding the material weakness in our internal control over financial reporting described below, management believes that the unaudited condensed financial statements and related financial information included in this Quarterly Report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors.

There have been no material changes with respect to those risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2021 and Quarterly Report on Form 10-Q filed with the SEC on May 24, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

As of June 30, 2021, we had marketable securities held in the Trust Account of $345,022,618 (including approximately $22,618 of interest income) consisting of mutual funds. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALKURI GLOBAL ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ Richard Williams
	Name:	Richard Williams
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2021	By:	/s/ Stephen Krenzer
	Name:	Stephen Krenzer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)